Form 10-K405
period 1994-12-31
FUTURES DIMENSION FUND
filed 1995-03-28
CIK 789864

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


/ x  /          Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                                [Fee Required]

/    /          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                               [No Fee Required]

                 For the Fiscal Year Ended:  December 31, 1994

                        Commission File Number:  0-14738

                           THE FUTURES DIMENSION FUND
             (Exact name of registrant as specified in its charter)

           Illinois                                             36-3428400
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                                 440 S. LaSalle
                                   20th Floor
                            Chicago, Illinois  60605
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
(312) 663-7900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Assignee Units

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes    X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                                     PART I

Item 1.  Business

     (a)  General development of business

        The Futures Dimension Fund (the "Partnership") is a limited partnership organized on January 31, 1986, pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement") and under the Uniform Limited Partnership Act of the State of Illinois, and funded through an offering of Limited Partnership Assignee Units (the "Units"). On July 31, 1987, the Partnership elected to be governed under the Illinois Revised Uniform Limited Partnership Act. Each Unit represents the assignment of one unit of limited partnership interest in the Partnership. Limited Partners and holders of Limited Partnership Assignee Units are collectively referred to herein as "Unitholders." The Partnership engages in speculative trading of futures and forward contracts under the direction of multiple trading advisors.

        The public offering resulted in the sale of 1,001,410 Units and trading began on June 18, 1986. The offering was registered under the Securities Act of 1933, as amended, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent") acted as the selling agent.

        Heinold Asset Management, Inc., a Delaware corporation, is the General Partner of the Partnership (the "General Partner") and performs various administrative services for the Partnership. The General Partner is a subsidiary of Geldermann, Inc., an Illinois corporation ("Geldermann"). Until December 12, 1994, Geldermann was an independent operating subsidiary of ConAgra, Inc., a Delaware corporation with headquarters in Omaha, Nebraska. On that date, Geldermann was acquired by E. D. & F. Man International Inc. (formerly known as E. D. & F. Man International Futures Inc.), a New York corporation registered as a futures commission merchant with headquarters in New York, New York.

        Pursuant to a Customer Agreement (the "Customer Agreement"), Geldermann acts as the commodity broker for the Partnership. The Customer Agreement may be terminated by the Partnership or Geldermann upon 30 days' notice. The General Partner invested $987,000 in the Partnership at the outset of trading; after reflecting redemptions of $500,159, $271,597, $71,116, $330,991 and
$83,490 on September 1, 1987, July 1, 1988, October 1, 1988, September 1, 1991
and September 30, 1994, respectively, this investment was worth $110,121 as of December 31, 1994.

        Under the terms of the Customer Agreement, the Partner-ship will not pay brokerage commissions on the basis of the number of trades made on its behalf, but will instead pay Geldermann a monthly brokerage fee of 0.8333% of the Partnership's month-end Net Assets, as defined, (a 10% annual rate).

        From inception until March 1, 1994, the Partnership's trading manager was Commodities Corporation (U.S.A.) N.V. (the "Initial Trading Manager"), a corporation formed under the laws of the Netherlands Antilles in June 1983, and a wholly-owned subsidiary of Commodities Corporation, originally a Delaware corporation formed in 1969 and reincorporated under the laws of the Cayman Islands in 1980. Neither Commodities Corporation nor the Initial Trading Manager is affiliated with the General Partner, Geldermann or the Selling Agent. The Initial Trading Manager provided futures and forward trading advice to the Partnership pursuant to a management contract which was terminated, upon the resignation of the Initial Trading Manager, effective March 1, 1994.

        Pursuant to a trading manager agreement with the Partnership (the "Management Agreement"), the General Partner assumed the duties of the trading manager of the Partnership effective March 1, 1994 (the "Trading Manager"). Under the terms of the Management Agreement, the Trading Manager's duties include, among other things, selecting, hiring, monitoring and replacing trading advisors, allocating and reallocating assets among the trading advisors and terminating and engaging additional or replacement trading advisors.

        The Partnership's assets were initially allocated among nine different Trading Advisors (the "Initial Trading Advisors"), selected by the General Partner on the recommendation of the Initial Trading Manager. One of the Initial Trading Advisors, I.C.S.C., Inc., ceased trading on behalf of the Partnership during 1987 and the Partnership added a new trading advisor, Tiverton Trading Incorporated, on November 1, 1987. Until March 1, 1994, five trading advisors traded on behalf of the Partnership: Blenheim Investments, Inc.; Knightsbridge Capital Management; Mark J. Walsh & Co.; Princeton Paris Research Corporation; and Reynwood Trading Corporation. The Initial Trading Manager terminated the Advisory Agreements with the above-referenced trading advisors effective February 28, 1994.

        Heinold Asset Management, Inc., the Trading Manager, retained ARA Portfolio Management Company, LaSalle Portfolio Management, Inc., Sunrise Capital Management Inc. and Welton Investment Systems Corporation, effective March 7, 1994, March 8, 1994, March 7, 1994 and March 1, 1994, respectively, to act as the trading advisors for the Partnership. On June 6, 1994, Parthenon Futures Management, Inc. and Michael Tym, Jr. were retained as trading advisors for the Partnership. The Advisory Agreement with Welton Investment Systems Corporation was terminated on September 15, 1994 and Lawless Commodities, Inc. was retained as a trading advisor effective January 24, 1995.

        As of January 31, 1995, the following were the trading advisors for the
Partnership: LaSalle Portfolio Management, Inc., Sunrise Capital Management Inc., Parthenon Futures Management, Inc., Michael Tym, Jr. and Lawless Commodities, Inc. (the "Trading Advisors").

        The Initial Trading Manager, which itself did not direct any trading on behalf of the Partnership, advised the General Partner on the selection of the Initial Trading Advisors and, among other things, monitored the performance of the trading advisors and consulted with the General Partner in reviewing certain aspects of the Trading Advisors' performance through February 28, 1994. The Initial Trading Manager was responsible for providing satisfactory replacement trading advisors throughout the term of the management contract, should a replacement be required. The Trading Advisors are each allocated a percentage of the Partnership's assets for trading. The General Partner intends at all times to retain multiple trading advisors for the Partnership that, collectively, will trade a diverse group of futures and forward contracts pursuant to a mixture of systematic and discretionary trading approaches and technical and fundamental analyses.

        The Initial Trading Manager purchased 500 Units prior to the time the Partnership commenced trading, which it agreed not to redeem so long as it acted as the Initial Trading Manager. These Units, valued at $84,720, were redeemed on March 1, 1994.

        Prior to March 1, 1994, the Partnership paid the Initial Trading
Manager: (i) a monthly management fee of 1/2 of 1% of the month-end Net Assets (as defined in the Limited Partnership Agreement, subject to certain adjustments) of the Partnership; and (ii) a quarterly incentive fee of 20% of New Appreciation, as defined in the management contract, as of the end of each calendar quarter. The Partnership paid no fees to the trading advisors, who were compensated solely by the Initial Trading Manager.

        Effective March 1, 1994, each Trading Advisor is paid a management and incentive fee by the Partnership at the rates negotiated at arm's-length on behalf of the Partnership by the Trading Manager. At December 31, 1994, each Trading Advisor receives: (i) a monthly management fee equal to 0.167 of 1% (a 2% annual rate) of the month-end Net Assets of the Partnership allocated to the management of the trading advisors; and (ii) a quarterly incentive fee equal to 20% of any new trading profit, as defined in the Advisory Agreement with each of the Trading

Advisors, recognized with respect to the assets of the Partnership allocated to each of the Trading Advisors. The Trading Manager will receive no compensation for its services to the Partnership.

Regulation

        Under the Commodity Exchange Act, as amended (the "Act"), futures exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association ("NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Advisors, and commodity brokers or a "futures commission merchant," such as Geldermann, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors and Geldermann are all members of NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or any of the Trading Advisors' registration as commodity trading advisors were terminated or suspended, the General Partner and any of the Trading Advisors, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

        As members of NFA, the General Partner, the Trading Advisors and Geldermann are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

        In addition to such registration requirements, the CFTC and certain futures exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic futures exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Many exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Partnership may trade on foreign commodity exchanges which are not subject to regulation by any United States government agency.

  (b)  Financial information about industry segments

        The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts, for financial reporting purposes.
The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for each of the five fiscal years in the period ended December 31, 1994 are set forth under "Item 6. Selected Financial Data."

  (c)  Narrative description of business

       (1)  See Items 1(a) and (b) above.

            (i) through (xii) - not applicable.

            (xiii) - the Partnership has no employees.

  (d)  Financial information about foreign and     domestic operations and
       export sales

        The Partnership does not engage in sales of goods or services. See "Item 1(b). Business - Financial information about industry segments."

Item 2.  Properties

        The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

        (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner, as Trading Manager, has entered into a Management Agreement with the Partnership (under which the Trading Advisors have complete discretion with respect to determination of the Partnership's trading decisions pursuant to the Advisory Agreement between each Trading Advisor and the Partnership) and a Customer Agreement with Geldermann (pursuant to which Geldermann, Inc. executes all trades on behalf of the Partnership based on the instructions of the Partnership's Trading Advisors).

        (2) Maintains the Partnership's books and records, which Unitholders or their duly authorized representatives may inspect during normal business hours for any proper purpose upon reasonable written notice to the General Partner.

        (3) Furnishes each Unitholder with a monthly statement describing the performance of the Partnership, which sets forth aggregate management fees, incentive fees, brokerage commissions and other expenses incurred or accrued by the Partnership during the month.

        (4) Forwards annual audited financial statements (including a statement of financial condition and statement of operations) to each Unitholder.

        (5) Provides to each Unitholder tax information necessary for the preparation of his annual federal income tax return and such other information as the CFTC may by regulation require.

        (6) Performs secretarial and other clerical responsibilities and furnishes office space, equipment and supplies as may be necessary for supervising the affairs of the Partnership.

        (7)  Administers the redemption of Units.

Item 3.  Legal Proceedings

        The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its property is subject.
In the ordinary course of its business, Geldermann is involved in numerous legal actions, some of which seek substantial damages. In view of the number and diversity of the claims, the number of jurisdictions involved, and the inherent difficulty of predicting the outcome of litigation, Geldermann cannot state what the eventual outcome of these pending claims will be. As a matter of policy, Geldermann vigorously defends civil litigation, reparations or arbitration proceedings pending against it, and in all proceedings currently so pending believes it has defenses which are factually and legally sound. Geldermann is contesting the allegations of each complaint and believes that there are meritorious defenses in most of the lawsuits.

        Although the CFTC's staff's interpretation that any matter filed by the CFTC against a registrant is, on its face (even though it has not been litigated), material litigation which has to be disclosed, Geldermann takes exception to this. Notwithstanding the preceding, Geldermann herewith discloses a CFTC Enforcement Action titled In the Matter of Thomas Collins, et al., CFTC Docket No. 94-13.

        The Complaint in this case alleges that Geldermann, in 1986, carried and cleared accounts in joint tenancy for a Mid-America local floor trader and/or ten individuals with whom the floor trader maintained a separate joint account with each of the ten individuals. None of the afore-mentioned persons were ever employees of Geldermann. Geldermann's function was only that of clearing broker. Over a period of approximately four years, at the direction of the account holder(s), Geldermann transferred certain positions amongst and between the accounts. It is those transfers that the CFTC is alleging are non-competitive, fictitious transactions. The CFTC's complaint also alleges that Geldermann failed to properly supervise the employees who accepted the transfer instructions from the account holder(s). Geldermann takes exception to the CFTC's allegation and is vigorously defending this litigation.

        In any event, no pending proceeding affects Geldermann's ability to provide its service to the Partnership. Neither the Trading Advisors nor the Partnership have any connection with this litigation.


Item 4.  Submission of Matters to a Vote
         of Security Holders

         None.


                                   PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

         (a)  Market Information

        There is no trading market for the Units, and none is likely to develop. They are transferable only after written notice has been given to and approved by the General Partner. Units may be redeemed as of the first day of any month after the Partnership commences trading, upon ten days' written notice at their Net Asset Value (as defined in the Limited Partnership Agreement) as of the end of the immediately preceding month, without redemption charge or penalty, as provided in the Limited Partnership Agreement. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units of limited partners will be redeemed in the order that requests for redemption have been received by the General Partner.

         (b)  Holders

         As of January 1, 1995, there were 442 holders of Units.

         (c)  Dividends

        No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data

        The following is a summary of operations and total assets of the Partnership for each of the five fiscal years in the period ended December 31, 1994.

                               Fiscal Year         Fiscal Year        Fiscal Year         Fiscal Year           Period
                                 Ended               Ended              Ended               Ended                Ended
                              December 31,         December 31,       December 31,        December 31,        December 31,
                                  1994                1993               1992                1991                 1990
                              ------------        ------------        -----------         ------------        ------------
Net trading gain (loss)
  on futures and
  forward contracts            $   460,008         $  3,406,786         $   263,807        $ 2,736,403         $ 2,700,079
Interest income                    307,314              226,370             391,251            692,442             839,051
                               -----------         ------------         -----------        -----------         -----------
Total income (loss)                767,322            3,633,156             655,058          3,428,845           3,539,130

Brokerage commissions              735,811              869,772           1,047,306          1,371,702           1,215,312
Management fee                     190,485              517,992             620,402            810,207             714,885
Incentive fee                      287,295              249,920                   0                  0              69,961
Other administrative
 expenses                           35,449               57,027              43,602             92,150             111,225
                               -----------         ------------         -----------        -----------         -----------
   Total expenses                1,249,040            1,694,711           1,711,310          2,274,059           2,111,383
                               -----------         ------------         -----------        -----------         -----------
Income (loss) before
  equity in income
  (loss) of Advisors
  L.P., net                       (481,718)              N/A                N/A              1,154,786           1,427,747
                               -----------         ------------         -----------        -----------         -----------
Equity in income (loss)
  of Advisors L.P.,
  net at allocated
  expenses                         N/A                  N/A                 N/A             (1,315,153)          1,484,666
                               -----------         ------------         -----------        -----------         -----------
Net income (loss)              $  (481,718)        $  1,938,445         $(1,056,252)       $  (160,367)        $ 2,912,413
                               ===========         ============         ===========        ===========         ===========
Net income (loss)
 allocated to
 General Partner               $   (17,301)        $     43,094         $   (14,044)       $   (33,009)        $    68,963
                               ===========         ============         ===========        ===========         ===========
Net income (loss)
 allocated to
 limited partners              $  (464,417)        $  1,895,351         $(1,042,208)       $  (127,358)        $ 2,843,450
                               ===========         ============         ===========        ===========         ===========
Increase (decrease) in
  Net Asset Value for
  a Unit outstanding
  throughout each year/
  period                       $     (9.61)        $      38.79         $    (12.64)       $       .75         $     20.58
                               ===========         ============         ===========        ===========         ===========
Total assets                   $ 7,369,654         $  9,066,332         $ 8,776,900        $16,554,929         $20,382,145
                               ===========         ============         ===========        ===========         ===========



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

        Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

        The Partnership does not intend to raise any additional capital through borrowing and, because it is a closed-end fund, it cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash, United States Treasury securities and investments in futures and forward contracts.

Liquidity

        Many United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's futures trading operations, the Partnership's assets are highly liquid and are expected to remain so. Generally, forward contracts can be offset at the discretion of the Trading Advisor. However, if the market is not liquid, it could prevent the timely closeout or offset of an unfavorable position until the delivery date, regardless of the changes in their value or the Trading Advisor's investment strategies.

Results of Operations

        Operating results showed a loss for the fiscal year ended December 31, 1994, a gain for the fiscal year ended

December 31, 1993 and a loss for the fiscal year ended December 31, 1992.

        The Net Asset Value per Unit as of December 31, 1994 and December 31, 1993 was $180.23 and $189.84, respectively.

        The Partnership had a net loss for the fiscal year ended December 31, 1994 as the Partnership's unprofitable trading in the currency, financial instruments and agricultural sectors more than offset its profitable trading in the coffee and cotton sectors.

        The Partnership had a net gain for the fiscal year ended December 31, 1993 as the Partnership's profitable trading in the currency, financial instruments, grains, meats and energy sectors more than offset the Partnership's unprofitable trading in the metals sector.

        The Partnership had a net loss for the fiscal year ended December 31, 1992 as the Partnership's profitable trading in the currency and financial instruments sectors was more than offset by the Partnership's unprofitable trading in the grains, metals, meats and energy sectors.

        Inflation is not a significant factor in the Partnership's profitability.

Item 8.  Financial Statements and Supplementary Data

        Financial statements are listed on page F-l of this report.

        The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

        The Partnership has no directors or executive officers. The Partnership is managed by its General Partner. There are no "significant employees" of the Partnership. Trading decisions for the Partnership are made by the Trading Advisors and monitored by the Trading Manager.

Item 11.  Executive Compensation

        The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. Geldermann acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item 1(a). Business - General development of business."

        The General Partner will participate in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a)  Security ownership of certain beneficial owners

   The Partnership knows of no person who owns beneficially more than 5% of the Units.

     (b)  Security ownership of management

        Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisors have discretionary authority over the Partnership's futures and forward trading, which is monitored by the General Partner as Trading Manager. The General Partner owned 1,111 Unit-equivalents valued at $110,121 as of December 31, 1994, 1.5% of the Partnership's total equity. The Initial Trading Manager owned 500 Units as of December 31, 1993 valued at $94,920. These Units were redeemed on March 1, 1994 for $84,720.

     (c)  Changes in control

          None.

Item 13.  Certain Relationships and Related Transactions

        See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  Financial Statements

        See Index to Financial Statements, infra.

     (a)(2)  Financial Statement Schedules

        All Schedules are omitted for the reason that they are not required, are not applicable, or because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)  Exhibits as required by Item 601 of Regulation S-K

          (3)  Articles of Incorporation and By-laws

        a. Limited Partnership Agreement dated as of January 31, 1986, and amended as of April 1, 1986.

        b. Certificate of Limited Partnership of the Partnership as filed with the Cook County Recorder of Deeds on January 31, 1986.

        The above exhibits are incorporated herein by reference from the the Partnership's Registration Statement on Form S-1, file no. 33-3514.

        (10)  Material Contracts

        a.  Customer Agreement between the Partnership and Geldermann.

        b. Management Contract between the Partnership, Commodities Corporation (U.S.A.) N.V. and the Trading Advisors.

        c. Assignment Agreement among the Partnership, the General Partner, Heinold Asset Management Service Corporation and each Unitholder.

        d.  Guarantor and Net Worth undertaking of Commodities Corporation.

        The above exhibits are incorporated herein by reference from the Partnership's Registration Statement on Form S-1, file no. 33-3514.


        (e) Trading Manager Agreement dated March 1, 1994 between Heinold Asset Management, Inc. and the Partnership.

        (f) Advisory Agreement dated March 7, 1994 between ARA Portfolio Management Company, the Trading Manager and the Partnership.

        (g) Advisory Agreement dated March 8, 1994 between LaSalle Portfolio Management, Inc., the Trading Manager and the Partnership.

        (h) Advisory Agreement dated March 7, 1994 between Sunrise Capital Management Inc., the Trading Manager and the Partnership.

        (i) Advisory Agreement dated February 22, 1994 between Welton Investment Systems Corporation, the Trading Manager and the Partnership.

        The above exhibits are incorporated herein by reference from the the Partnership's report on Form 10-K filed on March 30, 1994.

        (j) Advisory Agreement dated June 6, 1994 between Parthenon Futures Management, Inc., the Trading Manager and the Partnership.

        (k) Advisory Agreement dated June 6, 1994 between Michael Tym, Jr., the Trading Manager and the Partnership.

        (l) Advisory Agreement dated January 24, 1995 between Lawless Commodities, Inc., the Trading Manager and the Partnership.

        The above exhibits are filed herewith.

        (b)  Reports on Form 8-K

        The Partnership did not file a report on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of March, 1995.

                                               THE FUTURES DIMENSION FUND

                                               By HEINOLD ASSET MANAGEMENT, INC.
                                                       General Partner

                                               By /s/ Ned W. Bennett
                                                  ----------------------
                                                      Ned W. Bennett
                                                      President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                        Title with
Signature               General Partner              Date
- ---------               ---------------              ----

/s/ James R. Curley        Chief Executive            March 27, 1995
- -----------------------    Officer and Director
    James R. Curley

/s/ Robert Ledvora         Chief Financial Officer    March 27, 1995
- ----------------------     (principal accounting
    Robert Ledvora         officer)

/s/ Thomas M. Harte        Director                   March 27, 1995
- ----------------------
    Thomas M. Harte

/s/ Ira Polk               Director                   March 27, 1995
- ----------------------
    Ira Polk

/s/ Ned W. Bennett         President (principal       March 27, 1995
- ----------------------     executive officer)
    Ned W. Bennett         and Director


        (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

Heinold Asset Management,  General Partner            March 27, 1995
Inc.                       of Registrant

By /s/ Ned W. Bennett
   ----------------------
       Ned W. Bennett
       President


[LOGO]


- --------------------------------------------------------------------------------


                    THE FUTURES DIMENSION FUND
                    (AN ILLINOIS LIMITED PARTNERSHIP)

                    FINANCIAL STATEMENTS AS OF
                    DECEMBER 31, 1994 AND 1993 AND FOR THE
                    THREE YEARS ENDED DECEMBER 31, 1994 AND
                    INDEPENDENT AUDITORS' REPORT


- --------------------------------------------------------------------------------

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

TABLE OF CONTENTS
- --------------------------------------------------------------------------------
                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                     F - 1 and F - 2

FINANCIAL STATEMENTS:

  Statements of Financial Condition as of
    December 31, 1994 and 1993                                        F - 3

  Statements of Operations for the Years Ended
    December 31, 1994, 1993, and 1992                                 F - 4

  Statements of Partners' Capital for the Years Ended
    December 31, 1994, 1993, and 1992                                 F - 5

  Statements of Cash Flows for the Years Ended
    December 31, 1994, 1993, and 1992                                 F - 6

  Notes to Financial Statements                                       F - 7

                      [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

To the General Partner and
Limited Partners of
The Futures Dimension Fund:

We have audited the accompanying statements of financial condition of The Futures Dimension Fund (an Illinois Limited Partnership, the "Partnership") as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1994 and 1993 financial statements present fairly, in all material respects, the financial position of The Futures Dimension Fund as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


February 28, 1995

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the General Partner and Limited Partners of
The Futures Dimension Fund:

We have audited the accompanying statements of financial condition of THE FUTURES DIMENSION FUND (an Illinois limited partnership) as of December 31, 1992 and 1991, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1992. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Advisors Private Limited Partnership (Note 6) for the years ended December 31, 1991 and 1990, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The equity in income (loss) of The Advisors Private Limited Partnership represents 820% and 51% of net income (loss) for the years ended December 31, 1991 and 1990, respectively. The financial statements of The Advisors Private Limited Partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Advisors Private Limited Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Futures Dimension Fund as of December 31, 1992 and 1991, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.




                                                        /s/  Arthur Andersen LLP



Chicago, Illinois,
February 5, 1993

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1994 AND 1993
- -------------------------------------------------------------------------------

ASSETS                                                                      1994             1993

CASH                                                                    $    23,013      $    23,013

EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
  U.S. Treasury securities                                                   --            7,709,110
  Net unrealized appreciation on open futures and forward contracts         719,050        1,201,915
  Amount due from broker                                                  6,627,591          132,294
                                                                        -----------      -----------
                                                                          7,346,641        9,043,319
                                                                        -----------      -----------
TOTAL ASSETS                                                            $ 7,369,654      $ 9,066,332
                                                                        ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accrued brokerage commissions payable                                 $    62,450      $    75,387
  Redemption payable                                                         45,058           47,460
  Accrued management fee                                                     11,165           44,855
  Other accrued expenses                                                      6,078           19,865
  Accrued incentive fee                                                      22,959          159,652
                                                                        -----------      -----------
        Total liabilities                                                   147,710          347,219

PARTNERS' CAPITAL:
  Limited Partners (39,459 and 44,818 units outstanding
    at December 31, 1994 and 1993, respectively)                          7,111,823        8,508,201
  General Partner (611 and 1,111 unit equivalents outstanding
    at December 31, 1994 and 1993, respectively)                            110,121          210,912
                                                                        -----------      -----------
        Total partners' capital                                           7,221,944        8,719,113
                                                                        -----------      -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $ 7,369,654      $ 9,066,332
                                                                        ===========      ===========
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                                  $    180.23      $    189.84
                                                                        ===========      ===========


See notes to financial statements.

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
- -------------------------------------------------------------------------------

                                                           1994            1993            1992

REVENUES:
  Net realized trading gains on closed
    futures and forward contracts                       $  942,873      $ 2,604,738     $ 1,364,500
  Increase (decrease) in net
    unrealized appreciation on open
    futures and forward contracts                         (482,865)         802,048      (1,100,693)
  Interest income                                          307,314          226,370         391,251
                                                        ----------      -----------     -----------
                                                           767,322        3,633,156         655,058
EXPENSES:
 Brokerage commissions                                     735,811          869,772       1,047,306
 Management fee                                            190,485          517,992         620,402
 Incentive fee                                             287,295          249,920          -
 Other administrative expenses                              35,449           57,027          43,602
                                                        ----------      -----------     -----------
                                                         1,249,040        1,694,711       1,711,310
                                                        ----------      -----------     -----------
NET INCOME (LOSS)                                       $ (481,718)     $ 1,938,445     $(1,056,252)
                                                        ==========      ===========     ===========

NET INCOME (LOSS) ALLOCATED TO:
  General Partner                                       $  (17,301)     $    43,094     $   (14,044)
                                                        ==========      ===========     ===========
  Limited Partner                                       $ (464,417)     $ 1,895,351     $(1,042,208)
                                                        ==========      ===========     ===========
INCREASE (DECREASE) IN
  NET ASSET VALUE FOR A
  UNIT OUTSTANDING
  THROUGHOUT EACH YEAR                                  $    (9.61)     $     38.79     $    (12.64)
                                                        ==========      ===========     ===========



See notes to financial statements.

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
- --------------------------------------------------------------------------------

                                                                TOTAL
                                LIMITED        GENERAL        PARTNERS'
                               PARTNERS        PARTNER         CAPITAL

BALANCE, JANUARY 1, 1992       $16,103,879     $181,862       $16,285,741

 Redemption of 42,334 units
  of limited partnership
  interest                      (6,596,025)        -           (6,596,025)
 Net loss                       (1,042,208)     (14,044)       (1,056,252)
                               -----------     --------       -----------
BALANCE, DECEMBER 31, 1992       8,465,646      167,818         8,633,464

 Redemption of 11,227 units
  of limited partnership
  interest                      (1,852,796)        -           (1,852,796)
 Net income                      1,895,351       43,094         1,938,445
                               -----------     --------       -----------
BALANCE, DECEMBER 31, 1993       8,508,201      210,912         8,719,113

 Redemption of 5,359 units
  of limited partnership
  interest and 500 general
  partnership units               (931,961)     (83,490)       (1,015,451)
 Net loss                         (464,417)     (17,301)         (481,718)
                               -----------     --------       -----------
BALANCE, DECEMBER 31, 1994     $ 7,111,823     $110,121       $ 7,221,944
                               ===========     ========       ===========


See notes to financial statements.

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
- --------------------------------------------------------------------------------

                                                   1994            1993           1992

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $  (481,718)    $ 1,938,455    $(1,056,252)
 Adjustments to reconcile net income
  (loss) to net cash flows from operating
  activities:
  Decrease (increase) in equity in
   futures and forward trading accounts          1,696,678        (289,432)     7,778,029
  Decrease (increase) in accrued expenses         (197,107)        203,783       (125,752)
                                               -----------     -----------    -----------
      Net cash flows from
       operating activities                      1,017,853       1,852,796      6,596,025

CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of limited and
  general partnership units and
  unit equivalents                              (1,017,853)     (1,852,796)    (6,596,025)
                                               -----------     -----------    -----------
NET CHANGE IN CASH                                   -               -              -

CASH - Beginning of year                            23,013          23,013         23,013
                                               -----------     -----------    -----------
CASH - End of year                             $    23,013     $    23,013         23,013
                                               ===========     ===========    ===========

See notes to financial statements.

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
- --------------------------------------------------------------------------------

1.     ORGANIZATION OF THE PARTNERSHIP

       The Futures Dimension Fund (the "Partnership") was organized in January 1986, under the Illinois Uniform Limited Partnership Act (the "Act"), for purposes of engaging in speculative trading of primarily futures and forward contracts. Heinold Asset Management, Inc. ("HAMI"), a wholly owned subsidiary of Geldermann, Inc. ("Geldermann"), is the General Partner of the Partnership. On December 12, 1994, the parent of Geldermann, ConAgra, Inc., sold all of the common stock of Geldermann to E.D.& F. Man, International ("Man"). As a result, Geldermann and HAMI are wholly owned by Man.

       The Partnership's funds held at Geldermann are in segregated accounts as required by the Commodity Exchange Act, as amended. These funds are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy resulting changes in margin requirements.

       The Partnership has a brokerage contract with Geldermann, which provides that the Partnership will pay a monthly brokerage fee of 0.8333%
       (10% annually) of the Partnership's month-end net asset value, plus NFA fees.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION - Futures and forward contracts are recorded on trade date and are reflected in the accompanying statements of financial condition at the difference between the original contract amount and the market value on the last business day of the reporting period. The difference between the original contract amount and the market value of the futures and forward contracts is reflected as the change in net unrealized appreciation. Market values of futures contracts are based upon exchange settlement prices. Market values of forward contracts are based upon quoted rates provided by major financial institutions.

       OPERATING EXPENSES - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, trading manager's management and incentive fees, and periodic legal, auditing, tax return preparation and filing fees. The General Partner bears all other operating expenses.

       INCOME TAXES - No provision for Federal income taxes has been made in the accompanying financial statements since the net income (loss) of the Partnership is not taxable as such but is included in the income tax returns of the individual partners.

       Statements of Cash Flows - For purposes of reporting cash flows for each of the three years ended December 31, 1994, cash includes only cash on deposit at financial institutions.

Reclassifications - Certain reclassifications have been made in the 1993 financial statements to conform to classifications adopted in 1994.

3. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

       The Partnership invests in various financial and commodity futures contracts for speculative purposes. These contracts are marked to market daily with variations in value settled on a daily basis with the exchange upon which they are traded. At December 31, 1994, the Partnership held long financial futures and forward contracts having an aggregate notional value of approximately $10,764,000, short financial futures contracts having an aggregate notional value of approximately $122,121,000, and short options on financial futures contracts having an aggregate notional value of approximately $3,200,000. At December 31, 1993, the Partnership held long and short financial futures and forward contracts having an aggregate notional value of approximately $66,245,000, short financial futures contracts having an aggregate notional value of approximately $131,335,000 and short options on financial futures contracts having an aggregate notional value of approximately $8,546,000.

       The exchange upon which each financial futures and options on financial futures contract is traded acts as the counterparty and, accordingly, bears the risk of performance. A substantial portion of the Partnership's open financial futures and options on financial futures contracts was transacted with the Chicago Mercantile Exchange.

       Generally, financial futures and forward contracts can be closed out or offset, in the case of forward contracts, at the discretion of the trading manager. However, illiquidity in the market could require the Partnership to hold those positions until the delivery date, regardless of the changes in their value or the trading manager's investment strategies.

4.     LIMITED PARTNERSHIP AGREEMENT

       The Limited Partnership Agreement (the "Agreement") provides for the following:

       ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING PURPOSES - The Limited Partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, and such other amounts for which it may be liable pursuant to the Act.

       DISTRIBUTIONS - Distributions (other than redemption of units) are made on a prorata basis at the sole discretion of the General Partner in accordance with the respective capital accounts of the partners. The General Partner has made no distributions from the Partnership to date.

       REDEMPTIONS - A Limited Partner (or any assignee thereof) may cause any or all of its units to be redeemed as of the first of any month following 10 days' written request for redemption, subject to certain other conditions, as described in the Agreement. Redemption is at net asset value as of month-end.

       DISSOLUTION - The Partnership will be dissolved on December 31, 2006 unless preceded by a decline in the Partnership's aggregate net assets to less than $1,000,000 or upon the occurrence of certain future events, as specified in the Agreement.

5.     MANAGEMENT AGREEMENT

       As of December 31, 1993, the Partnership had a management contract with Commodities Corporation (U.S.A.) N.V. (the "Trading Manager"). Under the terms of the contract, the Trading Manager will not itself direct any trading on behalf of the Partnership. Rather, all such trading will be done solely by trading advisors selected by the Trading Manager. The trading advisors are compensated by the Trading Manager. As compensation for these services, the Trading Manager receives a monthly management fee equal to 1/2 of 1% (6% annually) of the Partnership's net asset value, as defined, as of the last day of each month and quarterly incentive fees of 20% of "new trading profits," as defined in the Agreement. The Trading Agreement with Commodities Corporation (U.S.A.) N.V. was terminated on February 28, 1994. Effective March 31, 1994,
       HAMI became the new Trading Manager replacing Commodities Corporation.

       The Partnership entered into various trading advisor agreements (the "Advisory Agreements") with effective dates as follows:


           DATE                                 TRADING ADVISOR
       March 1, 1994                    Welton Investment Systems Corporation
       March 7, 1994                    Sunrise Capital Management
       March 7, 1994                    ARA Portfolio Management Company
       March 8, 1994                    LaSalle Portfolio Management
       June 6, 1994                     Michael Tym Jr.
       June 6, 1994                     Parthenon Futures Management, Inc.


       The net assets of the Partnership were allocated among the Trading Advisors. Under the terms of the Advisory Agreements, the Trading Advisors have sole responsibility for determining futures trades for the Partnership. As compensation for these services, each Trading Advisor receives a monthly management fee equal to 2% annually of the Partnership's net asset value, as defined, as of the last day of each month and quarterly incentive fees of 20% of "new trading profits," as defined, on their respective share of the Partnership's net asset value. Incentive fees are retained by the Trading Advisors even when "trading losses," as defined, occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than those attributable to redeemed units) are recouped by the Trading Advisors.

       The Advisory Agreements with Welton Investment Systems Corporation were terminated on September_15, 1994.

       At December 31, 1994, carry-forward losses to be used in calculating new trading profits for the advisors were as follows:


       Sunrise Capital                                         $(159,979)
       LaSalle Portfolio                                        (244,573)
       Michael Tym Jr.                                           (25,255)
       Parthenon Futures                                         (45,601)


       Effective January 24, 1995, Lawless Commodities, Inc. entered into a trading advisory agreement with the Partnership.

                                    *****

To the best of my knowledge and belief, the information in this statement is accurate and complete.





Heinold Asset Management, Inc.
(Pool Operator)




/s/ Robert Ledvora
- ---------------------------------------
Robert Ledvora
Executive Vice-President and Controller

                           THE FUTURES DIMENSION FUND
                                 EXHIBIT INDEX





Exhibits Included Herein


1. Advisory Agreement dated June 6, 1994 between Parthenon Futures Management, Inc., the Trading Manager and the Partnership.

2. Advisory Agreement dated June 6, 1994 between Michael Tym, Jr., Inc., the Trading Manager and the Partnership.

3. Advisory Agreement dated January 24, 1995 between Lawless Commodities, Inc., the Trading Manager and the Partnership.



Exhibits Incorporated by Reference

See pages 14-15 for a list of exhibits incorporated by reference.