Form 10-Q
period 1995-03-31
FUTURES DIMENSION FUND
filed 1995-05-11
CIK 789864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________
Commission file number 33-3514


                           THE FUTURES DIMENSION FUND
             (Exact name of registrant as specified in its charter)

Illinois                                            # 36-3428400
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

c/o Heinold Asset Management, Inc.
One Financial Place
440 S. LaSalle - 20th Floor
Chicago, Illinois
(Address of principal executive offices)

60605
(Zip Code)

(312) 663-7900
(Registrant's telephone number, including area code)

Same
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

                        PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                               MARCH 31, 1995    DECEMBER 31,
ASSETS:                                                         (UNAUDITED)          1994
                                                               --------------   -------------
  CASH                                                        $         0       $    23,013
  EQUITY IN FUTURES AND FORWARD                               -----------       -----------
    TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                                0                 0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES AND FORWARD CONTRACTS                           420,187           719,050
    AMOUNT DUE FROM (TO) BROKER                                 6,778,826         6,627,591
                                                              -----------       -----------
                                                                7,199,013         7,346,641
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 7,199,013       $ 7,369,654
LIABILITIES & PARTNERS' CAPITAL:                              ===========       ===========


  ACCRUED BROKERAGE COMMISSIONS PAYABLE                       $    40,454       $    62,450
  REDEMPTION PAYABLE                                               70,750            45,058
  ACCRUED MANAGEMENT FEE                                            8,045            11,165
  ACCRUED INCENTIVE FEE                                               899            22,959
  OTHER ACCRUED EXPENSES                                            7,484             6,078
                                                              -----------       -----------
     TOTAL LIABILITIES                                            127,632           147,710
                                                              -----------       -----------
PARTNERS' CAPITAL:

  GENERAL PARTNER, 611 UNIT EQUIVALENTS
    OUTSTANDING AT MARCH 31, 1995 AND
    DECEMBER 31, 1994 RESPECTIVELY                                110,842           110,121
  LIMITED PARTNERS, 38,369 AND 39,459 UNITS
    OUTSTANDING AT MARCH 31, 1995 AND
    DECEMBER 31, 1994 RESPECTIVELY                              6,960,539         7,111,823
                                                              -----------       -----------
       TOTAL PARTNERS' CAPITAL                                  7,071,381         7,221,944
                                                              -----------       -----------
                                                              $ 7,199,013       $ 7,369,654
                                                              ===========       ===========
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                        $    181.41       $    180.23
                                                              ===========       ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)


                                                           LIMITED            GENERAL
                                                           PARTNERS           PARTNERS                TOTAL
                                                        ----------------   -------------------   ------------------
FUND EQUITY AT DECEMBER 31, 1994                        $     7,111,823    $          110,121    $       7,221,944
(39,459 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 1,090 LIMITED
 PARTNERSHIP UNITS                                             (196,273)                                  (196,273)

NET GAIN IN FUND EQUITY
 FROM OPERATIONS                                                 44,989                   721               45,710
                                                        ----------------   -------------------   ------------------
FUND EQUITY AT MARCH 31, 1995                           $     6,960,539    $          110,842    $       7,071,381
(38,369 LIMITED PARTNERSHIP UNITS)                      ================   ===================   ==================





NET ASSET VALUE PER UNIT AT
  MARCH 31, 1995:                                                                                $          181.41
                                                                                                 ==================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                           1995             1994
                                                               --------------   ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                              $     518,718    $      257,919
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                           (298,864)       (1,003,732)
  INTEREST INCOME                                                     85,175            55,180
                                                               --------------   ---------------
                                                                     305,029          (690,633)
                                                               --------------   ---------------


EXPENSES:

  BROKERAGE COMMISSIONS                                              161,912           175,993
  MANAGEMENT FEE                                                      30,593            85,130
  INCENTIVE FEE                                                       56,414             7,694
  OTHER ADMINISTRATIVE EXPENSES                                       10,400             8,904
                                                               --------------   ---------------
                                                                     259,319           277,721
                                                               --------------   ---------------
NET INCOME (LOSS)                                              $      45,710    $     (968,354)
                                                               ==============   ===============
NET INCOME (LOSS) ALLOCATED TO
    GENERAL PARTNER                                            $         721    $      (23,454)
                                                               ==============   ===============
NET INCOME (LOSS) ALLOCATED TO
    LIMITED PARTNER                                            $      44,989    $     (944,900)
                                                               ==============   ===============
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
  UNIT OUTSTANDING THROUGHOUT EACH PERIOD                      $        1.18    $       (21.11)
                                                               ==============   ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -4-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)



                                                                  1995                    1994
                                                          ---------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                       $             45,710     $        (968,354)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH FLOWS FROM OPERATING
   ACTIVITIES:
  DECREASE (INCREASE) IN EQUITY IN
    FUTURES AND FORWARD TRADING ACCOUNTS                               147,628             1,447,247
  (DECREASE) INCREASE IN ACCRUED EXPENSES                              (20,078)             (280,276)
                                                          ---------------------    -----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               173,260               198,617

CASH FLOWS FROM FINANCING ACTIVITIES:
 REDEMPTION OF LIMITED AND GENERAL PARTNERSHIP
  UNITS AND UNIT EQUIVALENTS                                          (196,273)             (198,617)
                                                          ---------------------    -----------------
NET CHANGE IN CASH                                                     (23,013)                    0

CASH - BEGINNING OF YEAR                                                23,013                23,013
                                                          ---------------------    -----------------
CASH - END OF YEAR                                        $                  0     $          23,013
                                                          ====================     ==================

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of December 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of March 31, 1995 has been derived from the audited financial statements as of December 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the three months ended March 31, 1995.

                             March 31, 1995   December 31, 1994
Ending Equity  (Note A)       $7,071,381        $7,221,944

NOTE A:

     Ending equity at March 31, 1995 is lower than ending equity at December 31, 1994 due to the redemption of limited partnership units.

                           Three months ended  Three months ended
                              March 31, 1995      March 31, 1994
Net realized trading
gains (losses) on closed
futures and forward
contracts (Note B)              $518,718           $257,919

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended March 31, 1995 is higher than net realized trading gains (losses) on closed futures and forward contracts for the three months ended March 31, 1994 due to more profitable trading during the period.

                                    EXHIBITS



EX-27     Financial Data Schedule


                                    PART II

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE FUTURES DIMENSION FUND
                                  (Registrant)

                                       By  Heinold Asset Management, Inc.
                                           (General Partner)



                                       By
                                           Robert Ledvora
                                           Executive Vice President
                                           and Chief Financial Officer