Form 10-K405/A
period 1994-12-31
FUTURES DIMENSION FUND
filed 1995-06-08
CIK 789864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          FORM 10-K AMENDMENT NO. 1


               The purpose of this Amendment is to include the
                           Financial Data Schedule



                       Commission File Number:  0-14738

                           THE FUTURES DIMENSION FUND
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                        36-3428400
- -------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                      c/o HEINOLD ASSET MANAGEMENT, INC.
                                440 S. LaSalle
                                  20th Floor
                           Chicago, Illinois  60605
                 --------------------------------------------
                   (Address of principal executive offices)

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

               Yes  __X__    No  _____

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

                            REVISED EXHIBIT INDEX

(a) Advisory Agreement dated June 6, 1994 between Parthenon Futures Management, Inc., the Trading Manager and the Partnership.

(b) Advisory Agreement dated June 6, 1994 between Michael Tym, Jr., the Trading Manager and the Partnership.

(c) Advisory Agreement dated January 24, 1995 between Lawless Commodities, Inc., the Trading Manager and the Partnership.

(d)   Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 5th day of June, 1995.



                                        THE FUTURES DIMENSION FUND

                                        By HEINOLD ASSET MANAGEMENT, INC.
                                              General Partner

                                        By:  /s/ Ned W. Bennett
                                             --------------------
                                             Ned W. Bennett
                                               President