Form 10-Q
period 1995-06-30
FUTURES DIMENSION FUND
filed 1995-08-08
CIK 789864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                        JUNE 30, 1995      DECEMBER 31,
   ASSETS:                                               (UNAUDITED)           1994
                                                       ---------------    ---------------
     CASH                                             $             0    $        23,013
     EQUITY IN FUTURES AND FORWARD                     --------------     --------------
       TRADING ACCOUNTS:
       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                         0                  0
       NET UNREALIZED APPRECIATION ON
        OPEN FUTURES AND FORWARD CONTRACTS                    147,252            719,050
       AMOUNT DUE FROM (TO) BROKER                          6,281,956          6,627,591
                                                       --------------     --------------
                                                            6,429,208          7,346,641
                                                       --------------     --------------

     TOTAL ASSETS                                     $     6,429,208    $     7,369,654
                                                       ==============     ==============
   LIABILITIES & PARTNERS' CAPITAL:


     ACCRUED BROKERAGE COMMISSIONS
       PAYABLE                                        $        53,456    $        62,450
     REDEMPTION PAYABLE                                        66,552             45,058
     ACCRUED MANAGEMENT FEE                                    10,602             11,165
     ACCRUED INCENTIVE FEE                                     18,187             22,959
     OTHER ACCRUED EXPENSES                                     2,784              6,078
                                                       --------------     --------------
        TOTAL LIABILITIES                                     151,581            147,710
                                                       --------------     --------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 611 UNIT EQUIVALENTS
       OUTSTANDING AT JUNE 30, 1995 AND
       DECEMBER 31, 1994, RESPECTIVELY                        101,660            110,121
     LIMITED PARTNERS, 37,119 AND 39,459 UNITS
       OUTSTANDING AT JUNE 30, 1995 AND
       DECEMBER 31, 1994 RESPECTIVELY                       6,175,967          7,111,823
                                                       --------------     --------------
          TOTAL PARTNERS' CAPITAL                           6,277,627          7,221,944
                                                       --------------     --------------
                                                      $     6,429,208    $     7,369,654
                                                       ==============     ==============

   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                             $        166.38    $        180.23
                                                       ==============     ==============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

               FOR THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)


                                                     LIMITED          GENERAL
                                                     PARTNERS         PARTNERS           TOTAL
                                                  --------------   --------------   --------------
FUND EQUITY AT DECEMBER 31, 1994                  $   7,111,823   $      110,121   $    7,221,944
(39,459 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 2,340 LIMITED
 PARTNERSHIP UNITS                                     (411,003)                         (411,003)

NET GAIN (LOSS) IN FUND EQUITY
 FROM OPERATIONS                                       (524,853)          (8,461)        (533,314)
                                                  -------------    -------------    -------------
FUND EQUITY AT JUNE 30, 1995
(37,119 LIMITED PARTNERSHIP UNITS)                $   6,175,967   $      101,660   $    6,277,627
                                                  =============    =============    =============





NET ASSET VALUE PER UNIT AT
  JUNE 30, 1995:                                                                   $       166.38
                                                                                    =============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)

   REVENUES:                                                   1995               1994
                                                          ---------------    ---------------
     NET REALIZED TRADING GAINS ON CLOSED
       FUTURES AND FORWARD CONTRACTS                      $      365,080     $      714,877
     INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                    (571,798)          (237,592)
     INTEREST INCOME                                             166,972            131,577
                                                          --------------     --------------
                                                                 (39,746)           608,862
                                                          --------------     --------------


   EXPENSES:

     BROKERAGE COMMISSIONS                                       330,178            374,344
     MANAGEMENT FEE                                               63,989            121,161
     INCENTIVE FEE                                                74,601            261,168
     OTHER ADMINISTRATIVE EXPENSES                                24,800             16,104
                                                          --------------     --------------
                                                                 493,568            772,777
                                                          --------------     --------------
   NET INCOME (LOSS)                                      $     (533,314)    $     (163,915)
                                                          ==============     ==============

   NET GAIN (LOSS) ALLOCATED TO
       GENERAL PARTNER                                    $       (8,461)    $       (2,744)
                                                          ==============     ==============

   NET GAIN (LOSS) ALLOCATED TO
       LIMITED PARTNERS                                   $     (524,853)    $     (161,171)
                                                          ==============     ==============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
       UNIT OUTSTANDING THROUGHOUT EACH PERIOD            $       (13.85)    $        (2.47)
                                                          ==============     ==============




                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                     1995               1994
                                                         ---------------    ---------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                         $      (153,638)   $       456,958
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                        (272,934)           766,140
  INTEREST INCOME                                                  81,797             76,397
                                                          ---------------    ---------------
                                                                 (344,775)         1,299,495
                                                          ---------------    ---------------


EXPENSES:

  BROKERAGE COMMISSIONS                                           168,266            198,351
  MANAGEMENT FEE                                                   33,396             36,031
  INCENTIVE FEE                                                    18,187            253,474
  OTHER ADMINISTRATIVE EXPENSES                                    14,400              7,200
                                                          ---------------    ---------------
                                                                  234,249            495,056
                                                          ---------------    ---------------
NET INCOME (LOSS)                                         $      (579,024)   $       804,439
                                                          ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                       $        (9,182)   $        20,710
                                                          ===============    ===============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                      $      (569,842)   $       783,729
                                                          ===============    ===============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD               $        (15.03)   $         18.64
                                                          ===============    ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)


                                                           1995              1994
                                                      ---------------   ---------------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                                  $      (533,314)  $      (163,915)
  DECREASE IN EQUITY IN COMMODITY FUTURES
    AND FORWARD TRADING ACCOUNTS                             917,433           718,620
                                                      --------------    --------------
      TOTAL FUNDS PROVIDED                                   384,119           554,705
                                                      --------------    --------------


FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                    411,003           549,080
  (INCREASE) IN OTHER LIABILITIES                             (3,871)            5,625
  INCREASE IN EQUITY IN COMMODITY FUTURES
    AND FORWARD TRADING ACCOUNTS                                   0                 0
                                                      --------------    --------------
       TOTAL FUNDS APPLIED                                   407,132           554,705
                                                      --------------    --------------




CHANGE IN CASH BALANCE                               $       (23,013)  $             0
                                                      --------------    --------------





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THE FINANCIAL STATEMENTS.
                                      -6-

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of December 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of June 30, 1995 has been derived from the audited financial statements as of December 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the six months ended June 30, 1995.

                                               June 30, 1995   December 31, 1994

Ending Equity  (Note A)                          $6,277,627        $7,221,944

NOTE A:

     Ending equity at June 30, 1995 is lower than ending equity at December 31, 1994 due to the redemption of limited partnership units and unprofitable trading.
                                          Six months ended      Six months ended
                                            June 30, 1995         June 30, 1994

Net realized trading
gains (losses) on closed
futures and forward
contracts (Note B)                             $365,080               $714,877

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the six months ended June 30, 1995 is lower than net realized trading gains (losses) on closed futures and forward contracts for the six months ended June 30, 1994 due to less profitable trading during the period.

                                        Three months ended  Three months ended
                                           June 30, 1995       June 30, 1994

Change in net unrealized
trading gains (losses)
on open futures and forward
contracts (Note C)                            $(272,934)          $766,140

  Change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended June 30, 1995 is lower than change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended June 30, 1994 due to less profitable trading during the period.

                                    EXHIBITS



None

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