Form 10-Q
period 1995-09-30
FUTURES DIMENSION FUND
filed 1995-10-26
CIK 789864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

          [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                        SEPTEMBER 30, 1995                DECEMBER 31,
ASSETS:                                                      (UNAUDITED)                     1994
                                                        ---------------------    -------------------------
  CASH                                                      $          0                  $     23,013
  EQUITY IN FUTURES AND FORWARD                             ------------                  ------------
    TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                               0                             0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES AND FORWARD CONTRACTS                          (24,915)                      719,050
    AMOUNT DUE FROM (TO) BROKER                                5,879,003                     6,627,591
                                                            ------------                  ------------
                                                               5,854,088                     7,346,641
                                                            ------------                  ------------

                                                            $  5,854,088                  $  7,369,654
                                                            ============                  ============
LIABILITIES & PARTNERS' CAPITAL


  ACCRUED BROKERAGE COMMISSIONS
    PAYABLE                                                 $     39,512                  $     62,450
  REDEMPTION PAYABLE                                              71,793                        45,058
  ACCRUED MANAGEMENT FEE                                           6,941                        11,165
  ACCRUED INCENTIVE FEE                                            6,719                        22,959
  OTHER ACCRUED EXPENSES                                           3,242                         6,078
                                                            ------------                  ------------
     TOTAL LIABILITIES                                           128,207                       147,710
                                                            ------------                  ------------
PARTNERS' CAPITAL:

  GENERAL PARTNER, 611 UNIT EQUIVALENTS
    OUTSTANDING AT SEPTEMBER 30, 1995 AND
    DECEMBER 31, 1994, RESPECTIVELY                               97,479                       110,121
  LIMITED PARTNER, 35,279 AND 39,459 UNITS
    OUTSTANDING AT SEPTEMBER 30, 1995 AND
    DECEMBER 31, 1994, RESPECTIVELY                            5,628,402                     7,111,823
                                                            ------------                  ------------
       TOTAL PARTNERS' CAPITAL                                 5,725,881                     7,221,944
                                                            ------------                  ------------
                                                            $  5,854,088                  $  7,369,654
                                                            ============                  ============

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                      $     159.54                  $     180.23
                                                            ============                  ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)





                                           LIMITED              GENERAL
                                           PARTNERS             PARTNERS                       TOTAL
                                        ----------------     -----------------         ---------------------
FUND EQUITY AT DECEMBER 31, 1994         $   7,111,823         $      110,121              $   7,221,944
(39,459 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 4,180 LIMITED
 PARTNERSHIP UNITS                            (710,037)                                         (710,037)




NET GAIN (LOSS) IN FUND EQUITY
 FROM OPERATIONS                              (773,384)               (12,642)                  (786,026)
                                         --------------        --------------              -------------
FUND EQUITY AT SEPTEMBER 30, 1995        $    5,628,402        $       97,479              $   5,725,881
(35,279 LIMITED PARTNERSHIP UNITS)       ==============        ==============              =============


NET ASSET VALUE PER UNIT AT
  SEPTEMBER 30, 1995:                                                                      $      159.54
                                                                                           =============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                             1995                  1994
                                                                 -----------------    ------------------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                                   $     384,280       $    992,498
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                (743,966)        (1,226,517)
  INTEREST INCOME                                                         244,329            217,428
                                                                    -------------       ------------
                                                                         (115,357)           (16,591)
                                                                    -------------       ------------


EXPENSES:

  BROKERAGE COMMISSIONS                                                   472,809            558,346
  MANAGEMENT FEE                                                           85,236            156,913
  INCENTIVE FEE                                                            81,324            264,335
  OTHER ADMINISTRATIVE EXPENSES                                            31,300             21,018
                                                                    -------------       ------------
                                                                          670,669          1,000,612
                                                                    -------------       ------------
NET INCOME (LOSS)                                                   $    (786,026)      $ (1,017,203)
                                                                    =============       ============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                                 $     (12,642)      $    (25,397)
                                                                    =============       ============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                                $    (773,384)      $   (991,806)
                                                                    =============       ============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                         $      (20.69)      $     (22.86)
                                                                    =============       ============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

REVENUES:                                                               1995                      1994
                                                                ---------------------     ---------------------

  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED                        $                         $
    FUTURES AND FORWARD CONTRACTS                                             19,200                   277,621
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                                   (172,168)                 (988,925)
  INTEREST INCOME                                                             77,357                    85,851
                                                                       -------------             -------------
                                                                             (75,611)                 (625,453)
                                                                       -------------             -------------

EXPENSES:

  BROKERAGE COMMISSIONS                                                      142,631                   184,002
  MANAGEMENT FEE                                                              21,247                    35,752
  INCENTIVE FEE                                                                6,723                     3,167
  OTHER ADMINISTRATIVE EXPENSES                                                6,500                     4,914
                                                                       -------------             -------------
                                                                             177,101                   227,835
                                                                       -------------             -------------
NET INCOME (LOSS)                                                      $    (252,712)            $    (853,288)
                                                                       =============             =============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                                    $      (4,181)            $     (22,653)
                                                                       =============             =============

NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                                   $    (248,531)            $    (830,635)
                                                                       =============             =============

INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD                            $       (6.84)            $      (20.39)
                                                                       =============             =============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)


                                                       1995                      1994
                                                 -----------------       --------------------
FUNDS PROVIDED BY:

  NET INCOME (LOSS)                                  $   (786,026)          $  (1,017,203)
  DECREASE IN EQUITY IN COMMODITY FUTURES
    AND FORWARD TRADING ACCOUNTS                        1,492,553               2,099,543
                                                     ------------           -------------
      TOTAL FUNDS PROVIDED                                706,527               1,082,340
                                                     ------------           -------------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS                 710,037                 823,979
  REDEMPTION OF GENERAL PARTNERSHIP UNITS                       0                  83,490
  DECREASE IN OTHER LIABILITIES                            19,503                 174,871
                                                     -------------          -------------
                                                          729,540               1,082,340
       TOTAL FUNDS APPLIED                           -------------          -------------





CHANGE IN CASH BALANCE                               $    (23,013)          $           0
                                                     =============          =============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     PART OF THE FINANCIAL STATEMENTS NTS.

                             FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of December 31, 1994, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of September 30, 1995 has been derived from the audited financial statements as of December 31, 1994. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the nine months ended September 30, 1995.

                                         September 30, 1995   December 31, 1994

Ending Equity  (Note A)                       $5,725,881          $7,221,944

NOTE A:

         Ending equity at September 30, 1995 is lower than ending equity at December 31, 1994 due to the redemption of limited partnership units and unprofitable trading.

                                         Nine months ended     Nine months ended
                                         September 30, 1995   September 30, 1994

Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note B)                           $(743,966)           $(1,226,517)

NOTE B:

         Change in net unrealized trading gains (losses) on open futures and forward contracts for the nine months ended September 30, 1995 is higher than change in net unrealized trading gains (losses) on open futures and forward contracts for the nine months ended September 30, 1994 due to more profitable trading during the period.

                                         Three months ended   Three months ended
                                         September 30, 1995   September 30, 1994

Change in net unrealized
trading gains (losses) on
open futures and forward
contracts (Note C)                             $(172,168)           $(988,925)

         Change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended September 30, 1995 is higher than change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended September 30, 1994 due to more profitable trading during the period.

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