Form 10-K405
period 1995-12-31
FUTURES DIMENSION FUND
filed 1996-03-28
CIK 789864

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

               [X]  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                 [Fee Required]

            [ ]   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                               [No Fee Required]

                 For the Fiscal Year Ended:  December 31, 1995

                        Commission File Number:  0-14738

                           THE FUTURES DIMENSION FUND
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                                                  36-3428400
-------------------------------                                                      -------------------
(State or other jurisdiction of                                                      (I.R.S. Employer
incorporation or organization)                                                       Identification No.)

                       c/o HEINOLD ASSET MANAGEMENT, INC.
                                 440 S. LaSalle
                                   20th Floor
                            Chicago, Illinois  60605
                    ----------------------------------------
                    (Address of principal executive offices)

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

                 Yes    X                  No
                       -----                   -----
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

                 Heinold Asset Management, Inc., a Delaware corporation, is the General Partner of the Partnership (the "General Partner") and performs various administrative services for the Partnership. The General Partner was organized in 1982 to serve as the general partner and pool operator for public and private commodity pools sponsored by Heinold Commodities, Inc. The General Partner is a wholly owned subsidiary of Geldermann, Inc., an Illinois corporation ("Geldermann"). Until December 12, 1994, Geldermann was an independent operating subsidiary of ConAgra, Inc., a Delaware corporation with headquarters in Omaha, Nebraska. On that date, Geldermann was acquired by E.
D. & F. Man International Inc. (formerly known as E. D. & F. Man International Futures Inc.), a New York corporation with headquarters in New York, New York.

                 Until June 1, 1995, Geldermann acted as the Partnership's futures commission merchant or commodity broker. On that date, E.D. & F. Man International, Inc. (the "Commodity Broker") replaced Geldermann as the Partnership's commodity broker. The General Partner and the Commodity Broker perform various services related to the Partnership's Limited Partnership Agreement and customer agreement with the Commodity Broker. References to the "Commodity Broker" refer to Geldermann, Inc. for the period prior to June 1, 1995 and to E.D. & F. Man International Inc. for the period on and after June 1, 1995.

                  The General Partner invested $987,000 in the Partnership at the outset of trading; after reflecting redemptions of $500,159, $271,597, $71,116, $330,991 and $83,490 on September 1, 1987, July 1, 1988, October 1,
1988, September 1, 1991 and September 30, 1994, respectively, this investment was worth $99,770 as of December 31, 1995.

                 Under the terms of the Customer Agreement, the Partnership will not pay brokerage commissions on the basis of the number of trades made on its behalf, but will instead pay the Commodity Broker a monthly brokerage fee of 0.8333% of the Partnership's month-end Net Assets, as defined, (a 10% annual rate).

                 From inception until March 1, 1994, the Partnership's trading manager was Commodities Corporation (U.S.A.) N.V. (the "Initial Trading Manager"), a corporation formed under the laws of the Netherlands Antilles in June 1983, and a wholly-owned subsidiary of Commodities Corporation, originally a Delaware corporation formed in 1969 and reincorporated under the laws of the Cayman Islands in 1980. Neither Commodities Corporation nor the Initial Trading Manager is affiliated with the General Partner, the Commodity Broker or the Selling Agent. The Initial Trading Manager provided futures and forward trading advice to the Partnership pursuant to a management contract which was terminated, upon the resignation of the Initial Trading Manager, effective March 1, 1994.

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

                 Heinold Asset Management, Inc., the Trading Manager, retained ARA Portfolio Management Company ("ARA"), LaSalle Portfolio Management, Inc.("LaSalle"), Sunrise Capital Management Inc. ("Sunrise") and Welton Investment Systems Corporation ("Welton"), effective March 7, 1994, March 8, 1994, March 7, 1994 and March 1, 1994, respectively, to act as the trading advisors for the Partnership. On June 6, 1994, Parthenon Futures Management, Inc. ("Parthenon") and Michael Tym, Jr. ("Tym") were retained as trading advisors for the Partnership. The Advisory Agreement with Welton was terminated on September 15, 1994 and Lawless Commodities, Inc. ("Lawless") was retained as a trading advisor effective January 24, 1995.

                 On February 28, 1995, the Trading Manager terminated the Advisory Agreements with ARA, LaSalle, Sunrise, Parthenon and Lawless. On March 10, 1995, the Trading Manager retained Sabre Fund Management Limited ("Sabre"), Telesis Management, Inc. ("Telesis"), Gandon Fund Management, Ltd. ("Gandon") and First October Trading Company, Inc. ("First October") to trade on behalf of the Partnership. The Advisory Agreements with Sabre and First October were terminated on July 31, 1995 and September 30, 1995, respectively. The Advisory Agreements with Telesis, Tym and Gandon were terminated on October 31, 1995.

                 On November 1, 1995, the Trading Manager entered into Management Contracts with Hyman, Beck & Company, Inc., Marathon Capital Growth Partners, L.L.C., RXR, Inc. and Willowbridge Associates, Inc. These four trading advisors are collectively referred to herein as the "Trading Advisors."

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

                 Effective March 1, 1994, each Trading Advisor is paid a management and incentive fee by the Partnership at the rates negotiated at arm's-length on behalf of the Partnership by the Trading Manager. At December 31, 1995, each Trading Advisor receives: (i) a monthly management fee equal to
0.167 of 1% (a 2% annual rate) of the month-end Net Assets of the Partnership allocated to the management of the trading advisors; and (ii) a quarterly incentive fee equal to 20% of any new trading profit, as defined in the Advisory Agreement with each of the Trading Advisors, recognized with respect to the assets of the Partnership allocated to each of the

Trading Advisors. The Trading Manager will receive no compensation for its services to the Partnership.

Regulation

                 Under the Commodity Exchange Act, as amended (the "Act"), futures exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association ("NFA"), a "registered futures association" under the Act, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," such as the General Partner, "commodity trading advisors," such as the Trading Advisors, and commodity brokers or a "futures commission merchant," such as the Commodity Broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner, the Trading Advisors and the Commodity Broker are all members of NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or any of the Trading Advisors' registration as commodity trading advisors were terminated or suspended, the General Partner and any of the Trading Advisors, respectively, would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

                 As members of NFA, the General Partner, the Trading Advisors and the Commodity Broker are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, the NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

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

         (b)  Financial information about industry segments

                 The Partnership's business constitutes only one segment, speculative trading of futures and forward contracts, for financial reporting purposes. The Partnership does not engage in sales of goods and services. The Partnership's revenue, operating results and total assets for each of the five fiscal years in the period ended December 31, 1995 are set forth under "Item 6. Selected Financial Data."

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

Item 2.  Properties

                 The Partnership does not own any properties. Under the terms of the Limited Partnership Agreement, the General Partner performs the following services for the Partnership:

                 (1) Manages the business of the Partnership. Pursuant to this authority, the General Partner, as Trading Manager, has entered into a Management Agreement with the Partnership (under which the Trading Advisors have complete discretion with respect to determination of the Partnership's trading decisions pursuant to the Advisory Agreement between each Trading Advisor and the Partnership) and a Customer Agreement with the Commodity Broker (pursuant to which the Commodity Broker executes all trades on behalf of the Partnership based on the instructions of the Partnership's Trading Advisors).

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

Item 3.  Legal Proceedings

                 The General Partner is not aware of any pending legal proceedings to which the Partnership is a party or to which any of its property is subject. In addition, there are no pending legal proceedings involving the General Partner or the Commodity Broker.

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

                 (b)  Holders

                 As of January 1, 1996, there were 365 holders of Units.

                 (c)  Dividends

                 No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

Item 6.  Selected Financial Data

                 The following is a summary of operations and total assets of the Partnership for each of the five fiscal years in the period ended December 31, 1995.

                                  Fiscal Year      Fiscal Year      Fiscal Year      Fiscal Year    Fiscal Year
                                  Ended            Ended            Ended            Ended          Ended
                                  December 31,     December 31,     December 31,     December 31,   December 31,
                                  1995             1994             1993             1992           1991
                                  ----------      ------------        --------        --------       --------
Net trading gain (loss)
  on futures and
  forward contracts              $ (120,044)      $  460,008          $3,406,786   $   263,807     $ 2,736,403
Interest income                     298,247          307,314             226,370       391,251         692,442
                                 ----------       ----------          ----------   -----------     -----------
Total income (loss)                 178,203          767,322           3,633,156       655,058       3,428,845

Brokerage commissions               606,997          735,811             869,772     1,047,306       1,371,702
Management fee                      108,608          190,485             517,992       620,402         810,207
Incentive fee                        83,493          287,295             249,920             0               0
Other administrative
 expenses                            39,868           35,449              57,027        43,602          92,150
                                 ----------       ----------          ----------   -----------     -----------
   Total expenses                   838,966       $1,249,040          $1,694,711   $ 1,711,310     $ 2,274,059
                                 ----------       ----------          ----------   -----------     -----------
Income (loss) before
  equity in income
  (loss) of Advisors
  L.P., net                             N/A              N/A                 N/A           N/A       1,154,786
                                 ----------       ----------          ----------   -----------     -----------
Equity in income (loss)
  of Advisors L.P.,
  net at allocated
  expenses                              N/A              N/A                 N/A           N/A      (1,315,153)
                                 ----------       ----------          ----------   -----------     -----------
Net income (loss)                $ (660,763)      $ (481,718)         $1,938,445   $(1,056,252)    $  (160,367)
                                 ==========       ==========          ==========   ===========     ===========
Net income (loss)
 allocated to
 General Partner                 $  (10,351)      $  (17,301)         $   43,094   $   (14,044)    $   (33,009)
                                 ==========       ==========          ==========   ===========     ===========
Net income (loss)
 allocated to
 limited partners                $ (650,412)      $ (464,417)         $1,895,351   $(1,042,208)    $  (127,358)
                                 ==========       ==========          ==========   ===========     ===========
Increase (decrease) in
  Net Asset Value for
  a Unit outstanding
  throughout each year/
  period                         $   (16.94)      $    (9.61)         $    38.79   $    (12.64)    $       .75
                                 ==========       ==========          ==========   ===========     ===========
Total assets                     $5,737,944       $7,369,654          $9,066,332   $ 8,776,900     $16,554,929
                                 ==========       ==========          ==========   ===========     ===========

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

Results of Operations

                 Operating results showed a loss for the fiscal years ended December 31, 1995 and December 31, 1994 and a gain for the fiscal year ended December 31, 1993.

                 The Net Asset Value per Unit as of December 31, 1995 and December 31, 1994 was $163.29 and $180.23, respectively.

                 The Partnership had a net loss for the fiscal year ended December 31, 1995 as the Partnership's unprofitable trading in the agricultural and metals sectors more than offset its profitable trading in the currency and financial sectors. The Partnership realized profits in short positions in the British pound and Japanese yen and long positions in U. S. treasury notes. Losses were greater, however, in long Swiss franc and coffee positions as well as short aluminum, nickel and zinc positions.

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

Item 11.  Executive Compensation

                 The Partnership has no directors or officers. The General Partner performs the services described in "Item 2. Properties" herein. The Commodity Broker acts as the Partnership's commodity broker pursuant to the Customer Agreement described in "Item l(a). Business - General development of business."

                 The General Partner will participate in any appreciation in the net assets of the Partnership in proportion to its investment in it.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)  Security ownership of certain beneficial owners

                 The Partnership knows of no person who owns beneficially more than 5% of the Units.

         (b)  Security ownership of management

                 Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner and the Trading Advisors have discretionary authority over the Partnership's futures and forward trading, which is monitored by the General Partner as Trading Manager. The General Partner owned 611 Unit-equivalents valued at $99,770 as of December 31, 1996, 1.8% of the Partnership's total equity.

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

                 (f) Advisory Agreement dated March 7, 1994 between ARA Portfolio Management Company, the Trading Manager and the Partnership.

                 (g) Advisory Agreement dated March 8, 1994 between LaSalle Portfolio Management, Inc., the Trading Manager and the Partnership.

                 (h) Advisory Agreement dated March 7, 1994 between Sunrise Capital Management Inc., the Trading Manager and the Partnership.

                 (i) Advisory Agreement dated February 22, 1994 between Welton Investment Systems Corporation, the Trading Manager and the Partnership.

         The above exhibits are incorporated herein by reference from the Partnership's report on Form 10-K filed on March 30, 1994.

                 (j) Advisory Agreement dated June 6, 1994 between Parthenon Futures Management, Inc., the Trading Manager and the Partnership.

                 (k) Advisory Agreement dated June 6, 1994 between Michael Tym, Jr., the Trading Manager and the Partnership.

                 (l) Advisory Agreement dated January 24, 1995 between Lawless Commodities, Inc., the Trading Manager and the Partnership.

         The above exhibits are incorporated herein by reference from the Partnership's report on Form 10-K filed on March 30, 1995.

                 (m) Advisory Agreement dated March 10, 1995 between the Partnership and First October Trading Company, Inc.

                 (n) Advisory Agreement dated March 10, 1995 between the Partnership and Gandon Fund Management, Ltd.

                 (o) Advisory Agreement dated March 10, 1995 between the Partnership and Telesis Management, Inc.

                 (p) Advisory Agreement dated March 10, 1995 between the Partnership and Michael Tym, Jr.

                 (q) Management Contract dated November 1, 1995 between the Partnership and Hyman, Beck & Company, Inc.

                 (r) Management Contract dated November 1, 1995 between the Partnership and Marathon Capital Growth Partners, L.L.C.

                 (s) Management Contract dated November 1, 1995 between the Partnership and RXR, Inc.

                 (t) Management Contract dated November 1, 1995 between the Partnership and Willowbridge Associates Inc.

                 (27)  Financial Data Schedule

                 The above exhibits are filed herewith.

                 (b)  Reports on Form 8-K

                 The Partnership did not file a report on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of March, 1996.

                                        THE FUTURES DIMENSION FUND

                                        By HEINOLD ASSET MANAGEMENT, INC.
                                        General Partner

                                        By /s/ Daniel E. Ragen
                                           --------------------------
                                                 Daniel E. Ragen
                                                 President

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                                           Title with
Signature                                  General Partner                   Date
---------                                  ---------------                   ----
/s/ James R. Curley                        Chief Executive                   March 28, 1996
-------------------                        Officer and Director
James R. Curley

/s/ Robert Ledvora                         Chief Financial Officer           March 28, 1996
------------------                         (principal accounting
Robert Ledvora                             officer)

/s/ Thomas M. Harte                        Director                          March 28, 1996
-------------------
Thomas M. Harte

/s/ Ira Polk                               Director                          March 28, 1996
------------
Ira Polk

/s/ Ned W. Bennett                         Director                          March 28, 1996
------------------
Ned W. Bennett

/s/ Daniel E. Ragen                        President (principal              March 28, 1996
-------------------                        executive officer)
Daniel E. Ragen                            and Director

                 (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Heinold Asset Management, Inc.)

Heinold Asset Management, Inc.                     General Partner                   March 28, 1996
                                                   of Registrant

By /s/ Daniel E. Ragen
----------------------
      Daniel E. Ragen
      President

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS AS OF
DECEMBER 31, 1995 AND 1994 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 1995 AND
INDEPENDENT AUDITORS' REPORT

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)
TABLE OF CONTENTS
                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS:

   Statements of Financial Condition as of December 31, 1995 and 1994     F-2

   Statements of Operations for the Years Ended
           December 31, 1995, 1994 and 1993                               F-3

   Statements of Partners' Capital for the Years Ended
           December 31, 1995, 1994 and 1993                               F-4

   Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993                               F-5

   Notes to Financial Statements                                       F-6 - F-8

[DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the General Partner and
Limited Partners of
The Futures Dimension Fund:

We have audited the accompanying statements of financial condition of The Futures Dimension Fund (an Illinois Limited Partnership, the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Futures Dimension Fund as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


February 9, 1996

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1995 AND 1994

ASSETS                                                                                 1995               1994

CASH                                                                              $          -      $      23,013

EQUITY IN FUTURES AND FORWARD TRADING ACCOUNTS:
  Net unrealized appreciation on open futures and forward contracts                      367,101          719,050
  Amount due from broker E.D. & F. Man
    International (previously Geldermann)                                              5,370,843        6,627,591
                                                                                 ---------------- ----------------
                                                                                       5,737,944        7,346,641
                                                                                 ---------------- ----------------
TOTAL ASSETS                                                                       $   5,737,944    $   7,369,654
                                                                                 ================ ================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accrued brokerage commissions payable to
    E.D. & F. Man International (previously Geldermann)                            $      47,784    $      62,450
  Redemption payable                                                                      73,481           45,058
  Accrued management fee                                                                  12,091           11,165
  Other accrued expenses                                                                   3,892            6,078
  Accrued incentive fee                                                                    2,169           22,959
                                                                                 ---------------- ----------------
          Total liabilities                                                              139,417          147,710
PARTNERS' CAPITAL:
  Limited Partners (33,674 and 39,459 units outstanding
    at December 31, 1995 and 1994, respectively)                                       5,498,757        7,111,823
  General Partner (611 unit equivalents outstanding
    at December 31, 1995 and 1994)                                                        99,770          110,121
                                                                                 ---------------- ----------------
          Total partners' capital                                                      5,598,527        7,221,944
                                                                                 ---------------- ----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $   5,737,944     $  7,369,654
                                                                                 ================ ================
NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                                                             $      163.29    $      180.23
                                                                                 ================ ================


See notes to financial statements.

THE FUTURES DIMENSION FUND
(aN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                      1995             1994             1993
REVENUES:
  Net realized trading gains on closed
    futures and forward contracts                                  $   372,388     $    942,873     $ 2,604,738
  Increase (decrease) in net
    unrealized appreciation on open
    futures and forward contracts                                     (492,432)        (482,865)        802,048
  Interest income                                                      298,247          307,314         226,370
                                                                   -----------     ------------     -----------
                                                                       178,203          767,322       3,633,156
EXPENSES:
  Brokerage commissions                                                606,997          735,811         869,772
  Management fee                                                       108,608          190,485         517,992
  Incentive fee                                                         83,493          287,295         249,920
  Other administrative expenses                                         39,868           35,449          57,027
                                                                   -----------     ------------     -----------
                                                                       838,966        1,249,040       1,694,711
                                                                   -----------     ------------     -----------

NET INCOME (LOSS)                                                  $  (660,763)    $   (481,718)    $ 1,938,445
                                                                   ===========     ============     ===========
NET INCOME (LOSS) ALLOCATED TO:
  General Partner                                                  $   (10,351)    $    (17,301)    $    43,094
                                                                   ===========     ============     ===========

  Limited Partners                                                 $  (650,412)    $   (464,417)    $ 1,895,351
                                                                   ===========     ============     ===========
INCREASE (DECREASE) IN
  NET ASSET VALUE FOR A
  UNIT OUTSTANDING
  THROUGHOUT EACH YEAR                                             $    (16.94)    $      (9.61)    $     38.79
                                                                   ===========     ============     ===========



See notes to financial statements.

THE FUTURES DIMENSION FUND
(aN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                                                       TOTAL
                                                                    LIMITED          GENERAL         PARTNERS'
                                                                   PARTNERS          PARTNER          CAPITAL
BALANCE, JANUARY 1, 1993                                         $    8,465,646     $   167,818     $    8,633,464

  Redemption of 11,227 units of limited
    partnership interest                                             (1,852,796)           -            (1,852,796)
  Net income                                                          1,895,351          43,094          1,938,445
                                                                 --------------     -----------     --------------

BALANCE, DECEMBER 31, 1993                                            8,508,201         210,912          8,719,113

  Redemption of 5,359 units of limited partnership
    interest and 500 general partner units                             (931,961)        (83,490)        (1,015,451)
  Net loss                                                             (464,417)        (17,301)          (481,718)
                                                                 --------------     -----------     --------------

BALANCE, DECEMBER 31, 1994                                            7,111,823         110,121          7,221,944

  Redemption of 5,785 units of limited partnership
    interest                                                           (962,654)             -            (962,654)
  Net loss                                                             (650,412)        (10,351)          (660,763)
                                                                 --------------     -----------     --------------

BALANCE, DECEMBER 31, 1995                                       $    5,498,757     $    99,770     $    5,598,527
                                                                 ==============     ===========     ==============




See notes to financial statements.

THE FUTURES DIMENSION FUND
(aN ILLINOIS LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                   1995              1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    (660,763)    $    (481,718)     $   1,938,445
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
    Decrease (increase) in equity in
      futures and forward trading accounts                        1,608,697         1,696,678           (289,432)
    (Decrease) increase in accrued expenses                         (36,716)         (197,107)           203,783
                                                              -------------     -------------      -------------
           Net cash flows from
             operating activities                                   911,218         1,017,853          1,852,796

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of limited and
    general partnership units                                      (934,231)       (1,017,853)        (1,852,796)
                                                              -------------     -------------      -------------

NET CHANGE IN CASH                                                  (23,013)           -                 -

CASH - Beginning of year                                             23,013            23,013             23,013
                                                              -------------     -------------      -------------

CASH - End of year                                            $           -     $      23,013      $      23,013
                                                              =============     =============      =============




See notes to financial statements.

THE FUTURES DIMENSION FUND
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

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

      The Partnership's funds held at Man, previously Geldermann, are in segregated accounts as required by the Commodity Exchange Act, as amended. These funds are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each futures contract is traded. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying positions. If necessary, certain positions may be liquidated to satisfy
      resulting changes in margin       requirements.

      The Partnership has a brokerage contract with Man, previously
      Geldermann, which provides that the Partnership will pay a monthly brokerage fee of 0.8333% (10% annually) of the Partnership's month-end net asset value, plus NFA fees.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION - Futures and forward contracts are recorded on trade date and are reflected in the accompanying statements of financial condition at market value on the last business day of the reporting period. The difference between the original contract amount and the market value of the futures and forward contracts is reflected as the change in net unrealized appreciation. Market values of futures contracts are based upon exchange settlement prices. Market values of forward contracts are based upon quoted rates provided by major financial institutions.

      OPERATING EXPENSES - The Partnership bears all expenses incurred in connection with its activities. These include brokerage commissions, trading manager's management and incentive fees, and periodic legal, auditing, tax return preparation and filing fees. The General
      Partner bears all other operating expenses.

      INCOME TAXES - No provision for federal income taxes has been made in the accompanying financial statements since the net income (loss) of the Partnership is not taxable as such but is includable in the income tax returns of the individual partners.

      STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows for each of the three years ended December 31, 1995, cash includes only cash on deposit at financial institutions.

3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership trades both cash and derivative financial instruments. The Company's principal source of revenues by reporting category is as follows:

                                                                            CHANGE IN
                                                          REALIZED         UNREALIZED
                                                           TRADING        APPRECIATION
                                                        GAINS (LOSSES)   (DEPRECIATION)            TOTAL
       Futures contracts                                  $  248,962        $  (475,305)       $  (226,343)
       Forward contracts                                     250,139            (18,333)           231,806
       Option contracts                                     (126,713)             1,206           (125,507)
                                                          ----------        -----------        -----------
       Total                                              $  372,388        $  (492,432)       $  (120,044)
                                                          ==========        ===========        ===========

      The Partnership was organized to engage in speculative trading of a diversified portfolio of futures and forward contracts and commodity options. SFAS 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap or option contract, or other financial instruments with similar characteristics such as caps, floors and collars.
      Generally, these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or to sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Statements of Financial Condition.

      MARKET RISK - Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in changes in the value of the financial instrument in excess of the amounts currently reflected in the Statements of Financial Condition.
      The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among financial instruments with off-balance sheet risk and between financial instruments with off-balance sheet risk and the Partnership's proprietary commodities, as well as the volatility and liquidity in the markets in which the financial instruments are traded.

      FAIR VALUE - The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related income or loss reflected in revenues derived from these transactions. The fair value of derivative financial instruments held or issued for trading purposes as of December 31, 1995 and the average monthly fair value of the instruments for the fiscal year ended December 31, 1995 are as follows:

                                                   FAIR VALUES AT YEAR-END         AVERAGE FAIR VALUES
                                                     ASSETS      LIABILITIES      ASSETS      LIABILITIES
       Futures contracts                          $          -    $  18,334      $  313,460     $  61,048
       Forward contracts                               422,664       37,229          37,813        58,718
       Option contracts                                      -            -          11,451         3,711

4.    LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement (the "Agreement") provides for the following:

      ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING PURPOSES - The Limited Partners and the General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partners are liable for obligations of the Partnership in excess of their capital contribution and profits, if any, and such other amounts for which they may be liable pursuant to the Act.

      DISTRIBUTIONS - Distributions (other than redemption of units) are made on a prorata basis at the sole discretion of the General Partner in accordance with the respective capital accounts of the partners. The General Partner has made no distributions from the Partnership to date.

      REDEMPTIONS - Limited Partners (or any assignee thereof) may cause any or all of their units to be redeemed as of the first of any month following 10 days' written request for redemption, subject to certain other conditions, as described in the Agreement. Redemption is at net asset value as of month-end.

      DISSOLUTION - The Partnership will be dissolved on December 31, 2006 unless preceded by a decline in the Partnership's aggregate net assets to less than $1,000,000 or upon the occurrence of certain future events, as specified in the Agreement.

5.    MANAGEMENT AGREEMENT

      The Partnership enters into various advisory agreements (the "Advisory Agreements"). As of December 31, 1995, the Partnership's trading advisors are Hyman Beck & Co., Inc., RXR, Inc., Willowbridge Associates, Inc., and Marathon Capital Growth Partners.

      Under the terms of the Advisory Agreements, the trading advisors have sole responsibility for determining futures trades for the Partnership. As compensation for these services, each trading advisor receives a monthly management fee equal to .166% (2% annually) of the Partnership's net asset value, as defined, as of the last day of each month and quarterly incentive fees of 20% of "new trading profits," as defined, on their respective share of the Partnership's net asset value. Incentive fees are retained by the trading advisors even when "trading losses," as defined, occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than those attributable to redeemed units) are recouped by the trading advisors.

                                    ******

To the best of my knowledge and belief, the information in this statement is accurate and complete.



Heinold Asset Management, Inc.
(Pool Operator)



/s/ Robert Ledvora
----------------------------------------------------
Robert Ledvora
Executive Vice-President and Chief Financial Officer

                          THE FUTURES DIMENSION FUND
                                EXHIBIT INDEX

Exhibits Included Herein
--------------------------

10(m) Advisory Agreement dated March 10, 1995 between the Partnership and First October Trading Company, Inc.

10(n) Advisory Agreement dated March 10, 1995 between the Partnership and Gandon Fund Management, Ltd.

10(o) Advisory Agreement dated March 10, 1995 between the Partnership and Telesis Management, Inc.

10(p) Advisory Agreement dated March 10, 1995 between the Partnership and Michael Tym, Jr.

10(q) Management Contract dated November 1, 1995 between the Partnership and Hyman, Beck & Company, Inc.

10(r) Management Contract dated Nobember 1, 1995 between the Partnership and Marathon Capital Growth Partners, L.L.C.

10(s) Management Contract dated November 1, 1995 between the Partnership and RXR Inc.

10(t) Management Contract dated November 1, 1995 between the Partnership and Willowbridge Associates, Inc.

27 Financial Data Schedule

Exhibits Incorporated Reference
--------------------------------

See pages 13-14 for a list of exhibits incorporated by reference.