Form 10-Q
period 1996-03-31
FUTURES DIMENSION FUND
filed 1996-04-30
CIK 789864

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

For the quarterly period ended March 31, 1996

                                       OR

                                        [] TRANSITION REPORT PURSUANT TO
                                                  SECTION 13 OR 15(d) OF THE
                                                  SECURITIES EXCHANGE ACT OF
                                                  1934

For the transition period from                to
                               ---------------  ---------------
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

                                  Yes X     No

                        PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION

                                                                 MARCH 31, 1996        DECEMBER 31,
   ASSETS:                                                        (UNAUDITED)              1995
                                                              --------------------    ---------------
     CASH                                                    $                  0    $             0
     EQUITY IN FUTURES AND FORWARD                            --------------------    ---------------
       TRADING ACCOUNTS:
       UNITED STATES TREASURY SECURITIES, AT
        COST PLUS ACCRUED INTEREST WHICH
        APPROXIMATES MARKET                                                     0                  0
       NET UNREALIZED APPRECIATION ON
        OPEN FUTURES AND FORWARD CONTRACTS                                (10,981)           367,101
       AMOUNT DUE FROM (TO) BROKER                                      5,097,041          5,370,843
                                                              --------------------    ---------------
                                                                        5,086,060          5,737,944
                                                              --------------------    ---------------

   TOTAL ASSETS                                              $          5,086,060    $     5,737,944
                                                              ====================    ===============
   LIABILITIES & PARTNERS' CAPITAL:


     ACCRUED BROKERAGE COMMISSIONS PAYABLE                   $             41,297    $        47,784
     REDEMPTION PAYABLE                                                   230,738             73,481
     ACCRUED MANAGEMENT FEE                                                 8,744             12,091
     ACCRUED INCENTIVE FEE                                                      0              2,169
     OTHER ACCRUED EXPENSES                                                 4,633              3,892
                                                              --------------------    ---------------
        TOTAL LIABILITIES                                                 285,412            139,417
                                                              --------------------    ---------------
   PARTNERS' CAPITAL:

     GENERAL PARTNER, 611 UNIT EQUIVALENTS
       OUTSTANDING AT MARCH 31, 1996 AND
       DECEMBER 31, 1995 RESPECTIVELY                                      94,303             99,770
     LIMITED PARTNERS, 30,493 AND 33,674 UNITS
       OUTSTANDING AT MARCH 31, 1996 AND
       DECEMBER 31, 1995 RESPECTIVELY                                   4,706,345          5,498,757
                                                              --------------------    ---------------
          TOTAL PARTNERS' CAPITAL                                       4,800,648          5,598,527
                                                              --------------------    ---------------
                                                             $          5,086,060    $     5,737,944
                                                              ====================    ===============
   NET ASSET VALUE PER OUTSTANDING UNIT OF
     PARTNERSHIP INTEREST                                    $             154.34    $        163.29
                                                              ====================    ===============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -2-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)


                                            LIMITED            GENERAL
                                            PARTNERS           PARTNERS              TOTAL
                                         ----------------   -----------------   ----------------
FUND EQUITY AT DECEMBER 31, 1995        $      5,498,757   $          99,770   $      5,598,527
(33,674 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 3,181 LIMITED
 PARTNERSHIP UNITS                              (499,983)                              (499,983)

NET GAIN IN FUND EQUITY
 FROM OPERATIONS                                (292,429)             (5,467)          (297,896)
                                         ----------------   -----------------   ----------------
FUND EQUITY AT MARCH 31, 1996           $      4,706,345   $          94,303   $      4,800,648
(30,493 LIMITED PARTNERSHIP UNITS)       ================   =================   ================





NET ASSET VALUE PER UNIT AT
  MARCH 31, 1996:                                                              $         154.34
                                                                                ================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -3-

                           THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                            STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

   REVENUES:                                                          1996                 1995
                                                              --------------------    ---------------
     NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
       FUTURES AND FORWARD CONTRACTS                         $            192,040    $       518,718
     INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
       ON OPEN FUTURES AND FORWARD CONTRACTS                             (391,959)          (298,864)
     INTEREST INCOME                                                       68,941             85,175
                                                              --------------------    ---------------
                                                                         (130,978)           305,029
                                                              --------------------    ---------------


   EXPENSES:

     BROKERAGE COMMISSIONS                                                133,554            161,912
     MANAGEMENT FEE                                                        27,064             30,593
     INCENTIVE FEE                                                              0             56,414
     OTHER ADMINISTRATIVE EXPENSES                                          6,300             10,400
                                                              --------------------    ---------------
                                                                          166,918            259,319
                                                              --------------------    ---------------
   NET INCOME (LOSS)                                         $           (297,896)   $        45,710
                                                              ====================    ===============

   NET INCOME (LOSS) ALLOCATED TO
       GENERAL PARTNER                                       $             (5,467)   $           721
                                                              ====================    ===============

   NET INCOME (LOSS) ALLOCATED TO
       LIMITED PARTNER                                       $           (292,429)   $        44,989
                                                              ====================    ===============

   INCREASE (DECREASE) IN NET ASSET VALUE FOR A
     UNIT OUTSTANDING THROUGHOUT EACH PERIOD                 $              (8.95)   $          1.18
                                                              ====================    ===============





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURES DIMENSION FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)



                                                                   1996                   1995
                                                            -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                        $          (297,896)  $             45,710
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO NET CASH FLOWS FROM OPERATING
   ACTIVITIES:
  DECREASE (INCREASE) IN EQUITY IN
    FUTURES AND FORWARD TRADING ACCOUNTS                               651,884                147,628
  (DECREASE) INCREASE IN ACCRUED EXPENSES                              145,995                (20,078)
                                                            -------------------   --------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               499,983                173,260

CASH FLOWS FROM FINANCING ACTIVITIES:
 REDEMPTION OF LIMITED AND GENERAL PARTNERSHIP
  UNITS AND UNIT EQUIVALENTS                                          (499,983)              (196,273)
                                                            -------------------   --------------------
NET CHANGE IN CASH                                                           0                (23,013)

CASH - BEGINNING OF YEAR                                                     0                 23,013
                                                            -------------------   --------------------
CASH - END OF YEAR                                         $                 0   $                  0
                                                            ===================   ====================





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.
                                      -5-

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of December 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of March 31, 1996 has been derived from the audited financial statements as of December 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Operating Results for the three months ended March 31, 1996.


                          March 31, 1996   December 31, 1995
Ending Equity  (Note A)       $4,800,648        $5,598,527


NOTE A:

     Ending equity at March 31, 1996 is lower than ending equity at December 31, 1995 due to the redemption of limited partnership units and unprofitable trading.

                          Three months ended     Three months ended
                            March 31, 1996         March 31, 1995
Net realized trading
gains (losses) on closed
futures and forward
contracts (Note B)             $192,040               $518,718

NOTE B:

     Net realized trading gains (losses) on closed futures and forward contracts for the three months ended March 31, 1996 is lower than net realized trading gains (losses) on closed futures and forward contracts for the three months ended March 31, 1995 due to less profitable trading during the period.

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

                         THE FUTURES DIMENSION FUND
                                (Registrant)

                                     By  Heinold Asset Management, Inc.
                                         (General Partner)



                                     By
                                         Robert Ledvora
                                         Chief Financial Officer