Form 10-Q
period 1996-06-30
FUTURES DIMENSION FUND
filed 1996-08-08
CIK 789864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                                  Yes X     No

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                          THE FUTURES DIMENSION FUND
                       (An Illinois Limited Partnership)

                       STATEMENTS OF FINANCIAL CONDITION


                                                JUNE 30, 1996  DECEMBER 31,
ASSETS:                                          (UNAUDITED)      1995
                                                -------------  ------------
  CASH                                          $         0    $        0
  EQUITY IN FUTURES AND FORWARD
                                                 ----------   -----------
    TRADING ACCOUNTS:
    UNITED STATES TREASURY SECURITIES, AT
     COST PLUS ACCRUED INTEREST WHICH
     APPROXIMATES MARKET                                  0             0
    NET UNREALIZED APPRECIATION ON
     OPEN FUTURES AND FORWARD CONTRACTS              90,823       367,101
    AMOUNT DUE FROM (TO) BROKER                   4,651,528     5,370,843
                                                 ----------   -----------
                                                  4,742,351     5,737,944
                                                 ----------   -----------
  TOTAL ASSETS                                  $ 4,742,351  $  5,737,944
                                                 ==========   ===========
LIABILITIES & PARTNERS' CAPITAL:


  ACCRUED BROKERAGE COMMISSIONS
    PAYABLE                                     $    39,499  $     47,784
  REDEMPTION PAYABLE                                 84,737        73,481
  ACCRUED MANAGEMENT FEE                              7,767        12,091
  ACCRUED INCENTIVE FEE                                   0         2,169
  OTHER ACCRUED EXPENSES                              2,510         3,892
                                                 ----------   -----------
     TOTAL LIABILITIES                              134,513       139,417
                                                 ----------   -----------
PARTNERS' CAPITAL:

  GENERAL PARTNER, 611 UNIT EQUIVALENTS
    OUTSTANDING AT JUNE 30, 1996 AND
    DECEMBER 31, 1995, RESPECTIVELY                  95,879        99,770
  LIMITED PARTNERS, 28,753 AND 33,674 UNITS
    OUTSTANDING AT JUNE 30, 1996 AND
    DECEMBER 31, 1995 RESPECTIVELY                4,511,959     5,498,757
                                                 ----------   -----------
       TOTAL PARTNERS' CAPITAL                    4,607,838     5,598,527
                                                 ----------   -----------
                                                $ 4,742,351  $  5,737,944
                                                 ==========   ===========

NET ASSET VALUE PER OUTSTANDING UNIT OF
  PARTNERSHIP INTEREST                          $    156.92  $     163.29
                                                 ==========   ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURES DIMENSION FUND
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

              FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)



                                               LIMITED          GENERAL
                                               PARTNERS         PARTNERS           TOTAL
                                           ---------------    ------------    ---------------
FUND EQUITY AT DECEMBER 31, 1995          $     5,498,757    $     99,770    $     5,598,527
(33,674 LIMITED PARTNERSHIP UNITS)

REDEMPTION OF 4,921 LIMITED
 PARTNERSHIP UNITS                               (782,163)                          (782,163)

NET GAIN (LOSS) IN FUND EQUITY
 FROM OPERATIONS                                 (204,635)         (3,891)          (208,526)
                                           ---------------    ------------    ---------------

FUND EQUITY AT JUNE 30, 1996
(28,753 LIMITED PARTNERSHIP UNITS)        $     4,511,959    $     95,879    $     4,607,838
                                           ===============    ============    ===============



NET ASSET VALUE PER UNIT AT
  JUNE 30, 1996:                                                             $        156.92
                                                                              ===============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURES DIMENSION FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

REVENUES:                                               1996            1995
                                                      --------     -------------
  NET REALIZED TRADING GAINS ON CLOSED
    FUTURES AND FORWARD CONTRACTS                    $ 300,315    $    365,080
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS             (301,136)       (571,798)
  INTEREST INCOME                                      117,162         166,972
                                                      --------     -------------
                                                       116,341         (39,746)
                                                      --------     -------------

EXPENSES:

  BROKERAGE COMMISSIONS                                258,003         330,178
  MANAGEMENT FEE                                        51,764          63,989
  INCENTIVE FEE                                              0          74,601
  OTHER ADMINISTRATIVE EXPENSES                         15,100          24,800
                                                      --------     -------------
                                                       324,867         493,568
                                                      --------     -------------
NET INCOME (LOSS)                                   $ (208,526)   $   (533,314)
                                                      ========     =============

NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                 $   (3,891)   $     (8,461)
                                                      ========     =============
NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                  (204,635)   $   (524,853)
                                                      ========     =============
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD         $    (6.37)   $     (13.85)
                                                      ========     =============



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURES DIMENSION FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


REVENUES:                                                  1996          1995
                                                         --------     ----------
  NET REALIZED TRADING GAINS (LOSSES) ON CLOSED
    FUTURES AND FORWARD CONTRACTS                       $ 108,275    $  (153,638)
  INCREASE (DECREASE) IN NET UNREALIZED APPRECIATION
    ON OPEN FUTURES AND FORWARD CONTRACTS                  90,823       (272,934)
  INTEREST INCOME                                          48,221         81,797
                                                         --------     ----------
                                                          247,319       (344,775)
                                                         --------     ----------
EXPENSES:

  BROKERAGE COMMISSIONS                                   124,449        168,266
  MANAGEMENT FEE                                           24,700         33,396
  INCENTIVE FEE                                                 0         18,187
  OTHER ADMINISTRATIVE EXPENSES                             8,800         14,400
                                                         --------     ----------
                                                          157,949        234,249
                                                         --------     ----------
NET INCOME (LOSS)                                       $  89,370    $  (579,024)
                                                         ========     ==========
NET GAIN (LOSS) ALLOCATED TO
    GENERAL PARTNER                                     $   1,576    $    (9,182)
                                                         ========     ==========
NET GAIN (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                    $  87,794    $  (569,842)
                                                         ========     ==========
INCREASE (DECREASE) IN NET ASSET VALUE FOR A
    UNIT OUTSTANDING THROUGHOUT EACH PERIOD             $    2.58    $    (15.03)
                                                         ========     ==========




                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THE FINANCIAL STATEMENTS.

                          THE FUTURES DIMENSION FUND
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

                                                1996          1995
                                             ---------     ----------
FUNDS PROVIDED BY:
  NET INCOME (LOSS)                         $ (208,526)   $  (533,314)
  DECREASE IN EQUITY IN COMMODITY FUTURES
    AND FORWARD TRADING ACCOUNTS               995,593        917,433
                                             ---------     ----------
      TOTAL FUNDS PROVIDED                     787,067        384,119
                                             ---------     ----------

FUNDS APPLIED TO:
  REDEMPTION OF LIMITED PARTNERSHIP UNITS      782,163        411,003
  (INCREASE) IN OTHER LIABILITIES                4,904         (3,871)
  INCREASE IN EQUITY IN COMMODITY FUTURES
    AND FORWARD TRADING ACCOUNTS                     0              0
                                             ---------     ----------
       TOTAL FUNDS APPLIED                     787,067        407,132
                                             ---------     ----------

CHANGE IN CASH BALANCE                      $        0    $   (23,013)
                                             ---------     ----------




                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THE FINANCIAL STATEMENTS.

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)


                    NOTES TO FORM 10-Q FINANCIAL STATEMENTS


1. The financial information included herein, other than the condensed Statement of Financial Condition as of December 31, 1995, has been prepared by management without audit by Independent Certified Public Accountants. The condensed Statement of Financial Condition as of June 30, 1996 has been derived from the audited financial statements as of December 31, 1995. The interim financial statements do not include all the disclosures contained in the annual financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

                             FUTURES DIMENSION FUND

                       (An Illinois Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS, Continued

ITEM 2,  Management's Discussion and Analysis of Financial
         Condition and Operating Results for the six months ended June 30, 1996.

                            June 30, 1996   December 31, 1995
Ending Equity  (Note A)       $4,607,838        $5,598,527

NOTE A:

     Ending equity at June 30, 1996 is lower than ending equity at December 31, 1995 due to the redemption of limited partnership units and unprofitable trading.

                          Six months ended     Six months ended
                           June 30, 1996        June 30, 1995
Change in net unrealized
trading gains (losses)
on open futures and
forward contracts (Note B)    $(301,136)          $(571,798)

NOTE B:

     Change in net unrealized trading gains (losses) on open futures and forward contracts for the six months ended June 30, 1996 is higher than change in net unrealized trading gains (losses) on open futures and forward contracts for the six months ended June 30, 1995 due to more profitable trading during the period.

                          Three months ended  Three months ended
                            June 30, 1996       June 30, 1995
Change in net unrealized
trading gain (losses)
on open futures and forward
contracts (Note C)           $90,823              $(272,934)


         Change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended June 30, 1996 is higher than change in net unrealized trading gains (losses) on open futures and forward contracts for the three months ended June 30, 1995 due to more profitable trading during the period.

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